Form 10-Q
period 1996-03-31
GNOC CORP /NJ
filed 1996-05-15
CIK 311905

                                FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1996

                                     or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-8531


                                 GNOC, CORP.
            (Exact name of registrant as specified in its charter)


                 New Jersey                           22-2494608
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)


     Boston Avenue at Pacific Avenue, Atlantic City, New Jersey  08401
              (Address of principal executive offices)         (Zip Code)


      Registrant's telephone number, including area code: (609) 347-7111


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X, NO .

 At April 30, 1996, all 3,002,510 outstanding shares of the registrant's common stock were held by Bally Entertainment Corporation.

 The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced dis-closure format.

                               GNOC, CORP.
       (A Wholly Owned Subsidiary of Bally Entertainment Corporation)


                                   INDEX

                                                                  Page
                                                                 Number

 PART I. FINANCIAL INFORMATION

    Item 1. Financial statements:

       Condensed consolidated balance sheet (unaudited)
          March 31, 1996 and December 31, 1995 ................      1

       Consolidated statement of operations (unaudited)
          Three months ended March 31, 1996 and 1995...........      2

       Consolidated statement of cash flows (unaudited)
          Three months ended March 31, 1996 and 1995...........      3

       Notes to condensed consolidated financial statements
          (unaudited)..........................................      5

    Item 2.  Management's discussion and analysis of results of
       operations..............................................      7

 PART II.  OTHER INFORMATION

    Item 6.  Exhibits and reports on Form 8-K...................      9



 SIGNATURE PAGE.................................................     10

                                GNOC, CORP.
       (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                    CONDENSED CONSOLIDATED BALANCE SHEET
                              (In thousands)
                                (Unaudited)

                                                 March 31,     December 31,
                                                   1996            1995
                     ASSETS

 Current assets:
    Cash and equivalents.......................  $ 30,137        $ 23,903
    Receivables, less allowances of $5,557
       and $5,573..............................     5,390           6,040
    Income taxes receivable....................         -             886
    Inventories................................     2,181           2,398
    Deferred income taxes......................     5,677           5,658
    Other current assets.......................     2,791           2,172
                                                 --------        --------
       Total current assets....................    46,176          41,057

 Property and equipment, less accumulated
    depreciation of $123,985 and $119,874......   279,612         281,736
 Cost in excess of acquired assets, less
    accumulated amortization of $27,081
    and $26,318................................    94,395          95,158
 Deferred finance costs, less accumulated
    amortization of $4,539 and $4,179..........     9,107           9,467
 Other assets..................................     5,561           3,692
                                                 --------        --------
                                                 $434,851        $431,110
                                                 ========        ========

      LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
    Accounts payable...........................  $  3,390        $  3,399
    Payable to affiliates......................       412             323
    Income taxes payable.......................     1,037               -
    Accrued liabilities........................    30,382          23,374
                                                 --------        --------
       Total current liabilities...............    35,221          27,096

 Long-term debt, less unamortized discount
    of $1,639 and $1,678.......................   273,361         273,322
 Deferred income taxes.........................    54,062          57,258

 Stockholder's equity:
    Common stock...............................        30              30
    Additional paid-in capital.................   123,421         123,421
    Accumulated deficit........................   (51,244)        (50,017)
                                                 --------        --------
       Total stockholder's equity..............    72,207          73,434
                                                 --------        --------
                                                 $434,851        $431,110
                                                 ========        ========

 See accompanying notes.

                                GNOC, CORP.
       (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                    CONSOLIDATED STATEMENT OF OPERATIONS
                              (In thousands)
                                (Unaudited)


                                                Three Months Ended March 31,
                                                   1996            1995

 Revenues:
    Casino.....................................   $59,647         $57,365
    Rooms......................................     1,080           1,107
    Food and beverage..........................     1,996           2,036
    Other......................................     1,519           1,312
                                                  -------         -------
                                                   64,242          61,820

 Costs and expenses:
    Casino.....................................    39,038          33,296
    Rooms......................................       525             596
    Food and beverage..........................     1,830           1,876
    Other operating expenses...................     7,498           6,913
    Selling, general and administrative........     4,973           6,719
    Depreciation and amortization..............     4,894           4,357
    Allocations from Bally Entertainment
       Corporation.............................       273             284
                                                  -------         -------
                                                   59,031          54,041
                                                  -------         -------

 Operating income..............................     5,211           7,779

 Interest expense..............................     7,730           7,732
                                                  -------         -------

 Income (loss) before income taxes.............    (2,519)             47

 Income tax provision (benefit)................    (1,292)             29
                                                  -------         -------

 Net income (loss).............................   $(1,227)        $    18
                                                  =======         =======













 See accompanying notes.

                                GNOC, CORP.
       (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)


                                                Three Months Ended March 31,
                                                   1996            1995

 OPERATING:
    Net income (loss)..........................   $(1,227)        $    18
    Adjustments to reconcile to cash provided -
       Depreciation and amortization...........     4,894           4,357
       Other amortization included in interest
          expense..............................       399             399
       Deferred income taxes...................    (3,215)         (1,719)
       Provision for doubtful receivables......       210             577
       Change in operating assets and
          liabilities..........................     9,049           8,744
                                                  -------         -------
       Cash provided by operating activities...    10,110          12,376

 INVESTING:
    Purchases of property and equipment........    (1,987)         (6,985)
    Increase in construction-related
       liabilities.............................         -           3,152
    Casino Reinvestment Development Authority
      investment obligations, net..............    (1,889)            141
                                                  -------         -------
       Cash used in investing activities.......    (3,876)         (3,692)
                                                  -------         -------

 Increase in cash and equivalents.............      6,234           8,684
 Cash and equivalents, beginning of period....     23,903          14,177
                                                  -------         -------

 Cash and equivalents, end of period..........    $30,137         $22,861
                                                  =======         =======

















                                 (Continued)

                                GNOC, CORP.
       (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)


                                                Three Months Ended March 31,
                                                   1996            1995

 SUPPLEMENTAL CASH FLOWS INFORMATION

 Changes in operating assets and liabilities were as follows:

    Decrease in receivables....................    $  440          $  452
    Decrease in income taxes receivable........       886               -
    Decrease in inventories....................       217             141
    (Increase) decrease in other current
       assets..................................      (619)          1,694
    Increase in accounts payable, payable to
       affiliates and accrued liabilities......     7,088           4,709
    Increase in income taxes payable...........     1,037           1,748
                                                   ------          ------
                                                   $9,049          $8,744
                                                   ======          ======

 Operating activities include cash payments for interest as follows:

    Interest paid..............................    $    4          $   42

 Investing activities exclude the following non-cash activity:

    Donation of Casino Reinvestment
       Development Authority investment
       obligations, net........................    $    -          $1,242


















 See accompanying notes.

                               GNOC, CORP.
       (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (All dollar amounts in thousands)
                                (Unaudited)


 Basis of presentation

      The accompanying condensed consolidated financial statements include the accounts of GNOC, CORP., a New Jersey corporation (the "Company"), which is a wholly owned subsidiary of Bally Entertainment Corporation ("BEC"), and its subsidiary. The Company owns and operates the casino hotel resort in Atlantic
 City, New Jersey known as "The Grand." The Company operates in one industry segment and all significant revenues arise from its casino and supporting hotel operations. Unless otherwise specified in the text, references to the Company include the Company and its subsidiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1996 and its consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995. All such adjustments were of a normal recurring nature.

      The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.
 In addition, certain reclassifications have been made to prior period financial statements to conform with the 1996 presentation.

 Seasonal factors

      The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

 Allocations from BEC and transactions with related parties

      BEC allocates costs to the Company consisting of the Company's allocable share of BEC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BEC's oversight. BEC's method for allocating costs is designed to apportion the majority of its operating costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of BEC's oversight requirements. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations in future years. Because of BEC's controlling relationship with the Company and the allocation of certain BEC costs, the operating results of the Company could be significantly different if the Company operated autonomously. In addition, certain of the Company's insurance coverage is obtained by BEC pursuant to corporate-wide programs. In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

      Certain executive officers of Bally's Park Place, Inc. ("Bally's Park
 Place"), an indirect wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as "Bally's Park Place Casino
 Resort", function in a similar capacity for the Company and exercise decision-making and operational authority over both entities. No allocation of cost is made from Bally's Park Place to the Company for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and Bally's Park
 Place are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations from Bally's Park Place were $108 and $61 for the three months ended March 31, 1996 and 1995, respectively, which management believes were reasonable. The Company also leases land from Bally's Park Place, and rental expense was $174 for each of the three month periods ended March 31, 1996 and 1995.

 Long-term debt and revolving credit agreement

      The indenture for the Company's public indebtedness and the $20,000 revolving credit agreement (the entire amount was unused at March 31, 1996) contain certain covenants limiting indebtedness and other payments. Payments of dividends by the Company are limited to 50% of its aggregate consolidated net income (as defined) earned since June 1, 1993. As of March 31, 1996, no dividends were available for payment. In May 1996, the Company amended its revolving credit agreement to extend the expiration date from December 31, 1996 to June 30, 1998.

 Income taxes

      Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under a tax sharing agreement between BEC and the Company, income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC for tax liabilities are due at such time and in such amounts as payments are required to be made to the Internal Revenue Service. Payments from BEC for tax benefits are due at the time BEC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had income taxes receivable from BEC of $222 and $2,145 at March 31, 1996 and December
 31, 1995, respectively.








                               GNOC, CORP.
       (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


 Comparison of the Three Months Ended March 31, 1996 and 1995

      Revenues of the Company for the first quarter of 1996 were $64.2 million compared to $61.8 million for the 1995 quarter, an increase of $2.4 million
 (4%) primarily due to a $2.3 million (4%) increase in casino revenues.  Slot revenues increased $.8 million (2%) due to a 6% increase in slot handle
 (volume) offset, in part, by a decline in the win percentage from 8.5% in the
 1995 quarter to 8.2% in 1996.   On average, the Company had 309 (20%) more
 slot machines for the first quarter of 1996 than in 1995.  Slot revenues approximated 58% of the Company's casino revenues for the first quarter of
 1996 compared to 59% in 1995.  Table game revenues, excluding poker, increased $.4 million (2%) due to a 5% increase in the drop (amount wagered)
 offset, in part, by a decrease in the hold percentage from 18.2% in the 1995 quarter to 17.6% in 1996.  Poker, horse race simulcasting and keno, all of which commenced in April 1995, contributed $1.1 million to casino revenues in the first quarter of 1996.

      Atlantic City casino revenues (excluding poker, horse race simulcasting and keno) for all operators for the first quarter of 1996 increased approximately 4% from 1995 due to a 7% increase in table game revenues and a 3% increase in slot revenues. The revenue increase for the first quarter of 1996 occurred despite severe weather in the northeastern United States. Since
 March 31, 1995, the number of slot machines in Atlantic City increased approximately 7% and the number of table games, excluding poker tables, increased approximately 5%. Slot revenues approximated 68% of total casino revenues in Atlantic City for 1996 and 1995. Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and slot machines, has caused and will continue to cause intense promotional efforts to attract slot players as both the Company and its competitors continue to seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further.
 In addition, proposals for several new casino hotel resorts were recently announced for the marina district in Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes The Grand is well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events it offers, and because of the appearance and comfort of its gaming space and hotel accommodations. In April 1995, the Company completed an expansion which increased its casino floor and other gaming space by nearly 30% to accommodate approximately 400 additional slot machines, poker, horse race simulcasting and keno. In November 1995, the Company opened The Grand Theater, an 18,000 square-foot arena with seating capacity of up to 2,000 used for headline entertainment, sports events and production shows. Additionally, the Company broke ground in March 1996 for construction of a 300-room hotel tower, including restaurants, meeting rooms and other related amenities. The Company anticipates completing the tower in the second quarter of 1997.

      Operating income of the Company for the first quarter of 1996 was $5.2 million compared to $7.8 million for the 1995 quarter, a decrease of $2.6 million (33%) as the aforementioned 4% revenue increase was more than offset by a 9% increase in operating expenses. Casino expenses increased $5.7 million (17%) primarily due to increased promotional expenses and costs of providing complimentary services to increase gaming activity. In addition, other operating expenses increased $.6 million (8%) and depreciation and amortization increased $.5 million (12%). These increases in operating expenses were offset, in part, by a $1.7 million (26%) decrease in selling, general and administrative expenses primarily due to an increase in the estimated realizable value of certain funds on deposit with the Casino
 Reinvestment Development Authority in the first quarter of 1996 resulting from the approved use of such funds the reimbursement of certain tower construction costs. Operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) of $.3 million for each of the 1996 and 1995 first quarters. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations subject to changes in circumstances which may warrant modification in future years.

      For the three months ended March 31, 1996 and 1995, the effective rates of the income tax provision (benefit) varied from the U.S. statutory tax rate
 (35%) due principally to nondeductible amortization of cost in excess of acquired assets and state income taxes.




































                               GNOC, CORP.
       (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                        PART II. OTHER INFORMATION

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

      10.17 Amended and Restated Ground Lease dated May 2, 1996 between the Company and Bally's Park Place, Inc.

      10.18 Mortgage and Security Agreement with Assignment of Rents dated May 2, 1996 between the Company and Amalgamated Bank of Chicago, as Trustee.

      10.19   Assignment of Leases and Rents dated May 2, 1996 among the
              Company and Amalgamated Bank of Chicago, as Trustee.

      10.20   Intercreditor Agreement among the Company, GNAC, CORP.,
              First Fidelity Bank, N.A., Midlantic National Bank, N.A.
              and Amalgamated Bank of Chicago, as Trustee.

      10.21   Modification of Intercreditor Agreement among the Company,
              First Union National Bank, Midlantic National Bank, N.A.
              and Amalgamated Bank of Chicago, as Trustee.

      10.22   Second Amended and Restated Loan Agreement dated as of May 2,
              1996 among the Company, First Union National Bank and
              Midlantic Bank, National Association.

      10.23 Mortgage and Security Agreement with Assignment of Rents dated as of April 16, 1993 among the Company, GNAC, CORP.,
              First Fidelity Bank, N.A. and Midlantic National Bank, N.A.

      10.24   Agreement for Modification of Mortgage and Assignment of
              Leases dated November 1, 1994, among the Company, GNAC,
              CORP., First Fidelity Bank, N.A. and Midlantic National
              Bank, N.A.

      10.25 Second Mortgage Modification Agreement dated May 2, 1996 among the Company, First Union National Bank and
              Midlantic National Bank, N.A.

      10.26 Mortgage and Security Agreement with Assignment of Rents dated May 2, 1996 among the Company, First Union National
              Bank and Midlantic National Bank, N.A.

      10.27   Assignment of Leases and Rents among the Company, GNAC, CORP.,
              First Fidelity Bank, N.A. and Midlantic National Bank, N.A.

      10.28   Assignment of Leases and Rents among the Company, First Union
             National Bank and Midlantic National Bank, N.A.

      27      Financial Data Schedule (filed electronically only).

   (b)  Reports on Form 8-K:

               None.


                             SIGNATURE PAGE








      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               GNOC, CORP.
                                               Registrant






                                        /s/ Donna M. Graham
                                            Donna M. Graham
                                  Vice President of Finance/Treasurer
                          (Principal Financial and Chief Accounting Officer)



 Dated:  May 14, 1996




















