Form 10-Q
period 1996-06-30
GNOC CORP /NJ
filed 1996-08-13
CIK 311905

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1996

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

 At July 31, 1996, all 3,002,510 outstanding shares of the registrant's common stock were held by Bally Entertainment Corporation.

 The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced dis-closure format.

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)


                             INDEX

                                                                  Page
                                                                 Number

 PART I. FINANCIAL INFORMATION

    Item 1. Financial statements:

       Condensed consolidated balance sheet (unaudited)
          June 30, 1996 and December 31, 1995 .................      1

       Consolidated statement of income (unaudited)
          Six months ended June 30, 1996 and 1995..............      2

       Consolidated statement of income (unaudited)
          Three months ended June 30, 1996 and 1995............      3

       Consolidated statement of cash flows (unaudited)
          Six months ended June 30, 1996 and 1995..............      4

       Notes to condensed consolidated financial statements
          (unaudited)..........................................      6

    Item 2.  Management's discussion and analysis of results of
       operations..............................................      8

 PART II.  OTHER INFORMATION

    Item 6.  Exhibits and reports on Form 8-K..................     10



 SIGNATURE PAGE................................................     11

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (In thousands)
                          (Unaudited)
                                                  June 30,     December 31,
                                                   1996            1995
                     ASSETS

 Current assets:
    Cash and equivalents.......................  $ 21,578        $ 23,903
    Receivables, less allowances of $5,322
       and $5,573..............................     6,643           6,040
    Income taxes receivable....................       427             886
    Inventories................................     2,206           2,398
    Deferred income taxes......................     5,855           5,658
    Other current assets.......................     3,605           2,172
                                                 --------        --------
       Total current assets....................    40,314          41,057

 Property and equipment, less accumulated
    depreciation of $127,998 and $119,874......   278,104         281,736
 Cost in excess of acquired assets, less
    accumulated amortization of $27,844
    and $26,318................................    93,632          95,158
 Deferred finance costs, less accumulated
    amortization of $4,901 and $4,179..........     9,060           9,467
 Other assets..................................     7,814           3,692
                                                 --------        --------
                                                 $428,924        $431,110
                                                 ========        ========

      LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
    Accounts payable...........................  $  3,461        $  3,399
    Payable to affiliates......................       326             323
    Accrued liabilities........................    23,071          23,374
                                                 --------        --------
       Total current liabilities...............    26,858          27,096

 Long-term debt, less unamortized discount
    of $1,600 and $1,678.......................   273,400         273,322
 Deferred income taxes.........................    55,212          57,258

 Stockholder's equity:
    Common stock...............................        30              30
    Additional paid-in capital.................   123,421         123,421
    Accumulated deficit........................   (49,997)        (50,017)
                                                 --------        --------
       Total stockholder's equity..............    73,454          73,434
                                                 --------        --------
                                                 $428,924        $431,110
                                                 ========        ========



 See accompanying notes.

  /TABLE

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                CONSOLIDATED STATEMENT OF INCOME
                         (In thousands)
                          (Unaudited)

                                                 Six Months Ended June 30,
                                                   1996            1995
 Revenues:
    Casino.....................................  $125,366        $123,840
    Rooms......................................     2,395           2,437
    Food and beverage..........................     4,453           4,487
    Other......................................     3,308           2,818
                                                 --------        --------
                                                  135,522         133,582

 Costs and expenses:
    Casino.....................................    79,146          71,017
    Rooms......................................     1,100           1,170
    Food and beverage..........................     3,988           3,996
    Other operating expenses...................    15,016          14,241
    Selling, general and administrative........    10,528          14,366
    Depreciation and amortization..............     9,716           9,110
    Allocations from Bally Entertainment
       Corporation.............................       524             576
                                                 --------        --------
                                                  120,018         114,476
                                                 --------        --------

 Operating income..............................    15,504          19,106

 Interest expense..............................    15,466          15,461
                                                 --------        --------

 Income before income taxes....................        38           3,645

 Income tax provision..........................        18           2,041
                                                 --------        --------

 Net income....................................  $     20        $  1,604
                                                 ========        ========














 See accompanying notes.

  /TABLE

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                CONSOLIDATED STATEMENT OF INCOME
                         (In thousands)
                          (Unaudited)

                                                Three Months Ended June 30,
                                                   1996            1995
 Revenues:
    Casino.....................................   $65,719         $66,475
    Rooms......................................     1,315           1,330
    Food and beverage..........................     2,457           2,451
    Other......................................     1,789           1,506
                                                  -------         -------
                                                   71,280          71,762
 Cost and expenses:
    Casino.....................................    40,108          37,721
    Rooms......................................       575             574
    Food and beverage..........................     2,158           2,120
    Other operating expenses...................     7,518           7,328
    Selling, general and administrative........     5,555           7,647
    Depreciation and amortization..............     4,822           4,753
    Allocations from Bally Entertainment
       Corporation.............................       251             292
                                                  -------         -------
                                                   60,987          60,435
                                                  -------         -------

 Operating income..............................    10,293          11,327

 Interest expense..............................     7,736           7,729
                                                  -------         -------

 Income before income taxes....................     2,557           3,598

 Income tax provision..........................     1,310           2,012
                                                  -------         -------

 Net income....................................   $ 1,247         $ 1,586
                                                  =======         =======

















 See accompanying notes.

  /TABLE

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                          (Unaudited)

                                                  Six Months Ended June 30,
                                                   1996            1995
 OPERATING:
    Net income.................................   $    20         $ 1,604
    Adjustments to reconcile to cash provided -
       Depreciation and amortization...........     9,716           9,110
       Other amortization included in interest
          expense..............................       800             799
       Deferred income taxes...................    (2,243)            840
       Provision for doubtful receivables......       314             593
       Change in operating assets and
          liabilities..........................    (1,937)           (924)
                                                  -------         -------
       Cash provided by operating activities...     6,670          12,022

 INVESTING:
    Purchases and construction of property and
       equipment...............................    (4,543)         (8,108)
    Proceeds from disposal of property and
       equipment...............................        25              68
    Casino Reinvestment Development Authority
       investment obligations, net.............    (4,162)            (71)
                                                  -------         -------
       Cash used in investing activities.......    (8,680)         (8,111)

 FINANCING:
    Costs to amend revolving credit agreement..      (315)              -
                                                  -------         -------
       Cash used in financing activities.......      (315)              -
                                                  -------         -------

 Increase (decrease) in cash and equivalents...    (2,325)          3,911
 Cash and equivalents, beginning of period.....    23,903          14,177
                                                  -------         -------

 Cash and equivalents, end of period..........    $21,578         $18,088
                                                  =======         =======














                          (Continued)

  /TABLE

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                          (Unaudited)

                                                  Six Months Ended June 30,
                                                   1996            1995
 SUPPLEMENTAL CASH FLOWS INFORMATION

 Changes in operating assets and liabilities were as follows:

    Increase in receivables....................   $  (917)        $(1,588)
    Decrease in income taxes receivable........       459               -
    Decrease in inventories....................       192             123
    (Increase) decrease in other current
       assets..................................    (1,433)          1,123
    Decrease in accounts payable, payable to
       affiliates and accrued liabilities......      (238)         (1,783)
    Increase in income taxes payable...........         -           1,201
                                                  -------         -------
                                                  $(1,937)        $  (924)
                                                  =======         =======

 Operating activities include cash payments for interest and income taxes as follows:

    Interest paid..............................   $14,649         $14,680
    Income taxes paid (net of refunds).........     1,802               -

 Investing activities exclude the following non-cash activity:

    Donation of Casino Reinvestment
       Development Authority investment
       obligations, net........................   $     -         $ 1,365




















 See accompanying notes.

  /TABLE

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

      All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1996, its consolidated statements of income for the three and six months ended June 30, 1996 and 1995 and its consolidated statement of cash flows for the six months ended June 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

 Acquisition of BEC by Hilton Hotels Corporation

      In June 1996, BEC and Hilton Hotels Corporation ("Hilton") entered into an agreement pursuant to which BEC will merge with and into Hilton. The transaction, which has been approved by the Board of Directors of BEC and Hilton, is subject to approval by the companies' shareholders and gaming regulators of several states, and is expected to close by year-end 1996.

 Seasonal factors

      The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

 Allocations from BEC and transactions with related parties

      BEC allocates costs to the Company consisting of the Company's allocable share of BEC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BEC's oversight. BEC's method for allocating costs is designed to apportion the majority of its operating costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of BEC's oversight requirements. Management of BEC believes that the methods used to allocate these costs are reasonable. Because of BEC's controlling relationship with the Company and the allocation of certain BEC costs, the operating results of the Company could be significantly different if the Company operated autonomously. In addition, certain of the Company's insurance coverage is obtained by BEC pursuant to corporate-wide programs.
 In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

      Certain executive officers of Bally's Park Place, Inc. ("Bally's Park Place"), an indirect wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as "Bally's Park Place Casino-Resort", function in a similar capacity for the Company and exercise decision-making and operational authority over both entities. No allocation of cost is made from Bally's Park Place to the Company for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and Bally's Park Place are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations from Bally's Park Place were $107 and $76 for the three months ended June 30, 1996 and 1995, respectively, and $215 and $137 for the six months ended June, 1996 and 1995, respectively, which management believes were reasonable. The Company also leases land from Bally's Park Place, and rental expense was $174 and $348 for each of the three and six month periods ended June 30, 1996 and 1995, respectively.

 Long-term debt and revolving credit agreement

      The indenture for the Company's public indebtedness and the $20,000 revolving credit agreement (the entire amount was unused at June 30, 1996) contain certain covenants limiting indebtedness and other payments. Payments of dividends by the Company are limited to 50% of its aggregate consolidated net income (as defined) earned since June 30, 1995. As of June 30, 1996, no dividends were available for payment. In May 1996, the Company amended its revolving credit agreement to extend the expiration date from December 31, 1996 to June 30, 1998.

 Income taxes

      Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under a tax sharing agreement between BEC and the Company, income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC for tax liabilities are due at such time and in such amounts as payments are required to be made to the Internal Revenue Service. Payments from BEC for tax benefits are due at the time BEC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had income taxes receivable from BEC of $427 and $2,145 at June 30, 1996 and December 31,
  1995, respectively.
                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


 Comparison of the Six Months Ended June 30, 1996 and 1995

      Revenues of the Company for the six months ended June 30, 1996 were $135.5 million compared to $133.6 million for 1995, an increase of $1.9 million (1%) primarily due to a $1.5 million (1%) increase in casino revenues. Slot revenues increased $.5 million (1%) due to a 2% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.4% in 1995
 to 8.3% in 1996.   On average, the Company had 155 (9%) more slot machines in
 1996 than for the 1995 period. Slot revenues approximated 60% of the Company's casino revenues for 1996 compared to 61% in 1995. Table game revenues, excluding poker, remained essentially unchanged as a 4% increase in the drop (amount wagered) was offset by a decrease in the hold percentage from 17.2% in 1995 to 16.5% in 1996. Poker, horse race simulcasting and keno, all of which commenced in April 1995, contributed $2.3 million to casino revenues in 1996 compared to $1.1 million in 1995, an increase of $1.2 million (109%). In addition, other revenues increased $.5 million (17%).

      Atlantic City casino revenues (excluding poker, horse race simulcasting and keno) for all operators for the six months ended June 30, 1996 increased approximately 4% from 1995 due to a 4% increase in both table game and slot revenues. Since June 30, 1995, the number of slot machines in Atlantic City increased approximately 11% and the number of table games, excluding poker tables, increased approximately 8%. Slot revenues approximated 69% of total casino revenues in Atlantic City for both 1996 and 1995. Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and gaming space, has caused and will continue to cause intense promotional efforts to attract players as both the Company and its competitors continue to seek to expand their share of gaming revenues and maximize the utilization of their gaming space. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage continues to decline. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. In addition, proposals for several new casino hotel resorts were recently announced for Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes The Grand is well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events it offers and the appearance and comfort of its gaming space and hotel accommodations. In April 1995, the Company completed an expansion which increased its casino floor and other gaming space by nearly 30% to accommodate approximately 400 additional slot machines, poker, horse race simulcasting and keno. In November 1995, the Company opened The Grand Theater, an 18,000 square-foot arena with seating capacity of up to 2,000 used for headline entertainment, sports events and production shows. Additionally, the Company broke ground in March 1996 for construction of a 300-room hotel tower, including restaurants, meeting rooms and other related amenities. The Company anticipates completing the tower in July 1997.

      Operating income of the Company for the six months ended June 30, 1996 was $15.5 million compared to $19.1 million for 1995, a decrease of $3.6 million (19%) as the aforementioned 1% revenue increase was more than offset by a 5% increase in operating expenses. Casino expenses increased $8.1 million (11%) primarily due to increased promotional expenses and costs of providing complimentary services to increase gaming activity. In addition, other operating expenses increased $.8 million (5%) and depreciation and amortization increased $.6 million (7%). These increases in operating expenses were offset, in part, by a $3.8 million (27%) decrease in selling, general and administrative expenses primarily due to an increase in the estimated realizable value of certain Casino Reinvestment Development Authority investments and funds on deposit in the 1996 period, which resulted, in part, from the approved use of such funds for reimbursement of tower construction costs. Operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) of $.5 million and $.6 million for the six months ended June 30, 1996 and 1995, respectively. Management of BEC believes that the methods used to allocate these costs are reasonable.

      For the six months ended June 30, 1996 and 1995, the effective rates of the income tax provision varied from the U.S. statutory tax rate (35%) due principally to nondeductible amortization of cost in excess of acquired assets and state income taxes.
                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                   PART II. OTHER INFORMATION


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

       27  Financial Data Schedule (filed electronically only).

   (b)  Reports on Form 8-K:

            None.
                         SIGNATURE PAGE








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



 Dated: August 8, 1996