Form 10-Q
period 1996-09-30
GNOC CORP /NJ
filed 1996-11-14
CIK 311905

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1996

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

 At October 31, 1996, all 3,002,510 outstanding shares of the registrant's common stock were held by Bally Entertainment Corporation.

 The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced dis-closure format.

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)


                             INDEX

                                                                  Page
                                                                 Number

 PART I. FINANCIAL INFORMATION

    Item 1. Financial statements:

       Condensed consolidated balance sheet (unaudited)
          September 30, 1996 and December 31, 1995 ............      1

       Consolidated statement of income (unaudited)
          Nine months ended September 30, 1996 and 1995........      2

       Consolidated statement of income (unaudited)
          Three months ended September 30, 1996 and 1995.......      3

       Consolidated statement of cash flows (unaudited)
          Nine months ended September 30, 1996 and 1995........      4

       Notes to condensed consolidated financial statements
          (unaudited)..........................................      6

    Item 2.  Management's discussion and analysis of results of
       operations..............................................      9

 PART II.  OTHER INFORMATION

    Item 6.  Exhibits and reports on Form 8-K..................     11



 SIGNATURE PAGE................................................     12

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (In thousands)
                          (Unaudited)
                                               September 30,   December 31,
                                                   1996            1995
                     ASSETS

 Current assets:
    Cash and equivalents.......................  $ 29,978        $ 23,903
    Receivables, less allowances of $4,976
       and $5,573..............................     6,157           6,040
    Income taxes receivable....................       480             886
    Inventories................................     2,259           2,398
    Deferred income taxes......................     5,670           5,658
    Other current assets.......................     3,946           2,172
                                                 --------        --------
       Total current assets....................    48,490          41,057

 Property and equipment, less accumulated
    depreciation of $132,050 and $119,874......   282,394         281,736
 Cost in excess of acquired assets, less
    accumulated amortization of $28,608
    and $26,318................................    92,868          95,158
 Deferred finance costs, less accumulated
    amortization of $5,271 and $4,179..........     8,705           9,467
 Other assets..................................     9,977           3,692
                                                 --------        --------
                                                 $442,434        $431,110
                                                 ========        ========

      LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
    Accounts payable...........................  $  3,352        $  3,399
    Payable to affiliates......................       472             323
    Accrued liabilities........................    31,999          23,374
                                                 --------        --------
       Total current liabilities...............    35,823          27,096

 Long-term debt, less unamortized discount
    of $1,559 and $1,678.......................   273,441         273,322
 Deferred income taxes.........................    58,226          57,258

 Stockholder's equity:
    Common stock...............................        30              30
    Additional paid-in capital.................   123,421         123,421
    Accumulated deficit........................   (48,507)        (50,017)
                                                 --------        --------
       Total stockholder's equity..............    74,944          73,434
                                                 --------        --------
                                                 $442,434        $431,110
                                                 ========        ========


 See accompanying notes.

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                CONSOLIDATED STATEMENT OF INCOME
                         (In thousands)
                          (Unaudited)

                                              Nine Months Ended September 30,
                                                   1996            1995
 Revenues:
    Casino.....................................  $194,135        $196,488
    Rooms......................................     3,621           3,846
    Food and beverage..........................     6,847           7,105
    Other......................................     5,723           4,757
                                                 --------        --------
                                                  210,326         212,196

 Costs and expenses:
    Casino.....................................   117,612         112,920
    Rooms......................................     1,564           1,686
    Food and beverage..........................     6,075           6,174
    Other operating expenses...................    23,433          22,237
    Selling, general and administrative........    18,640          19,099
    Depreciation and amortization..............    14,533          13,474
    Allocations from Bally Entertainment
       Corporation.............................       778             824
                                                 --------        --------
                                                  182,635         176,414
                                                 --------        --------

 Operating income..............................    27,691          35,782

 Interest expense..............................    23,017          23,196
                                                 --------        --------

 Income before income taxes....................     4,674          12,586

 Income tax provision..........................     3,164           6,838
                                                 --------        --------

 Net income....................................  $  1,510        $  5,748
                                                 ========        ========
















 See accompanying notes.

  /TABLE

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                CONSOLIDATED STATEMENT OF INCOME
                         (In thousands)
                          (Unaudited)

                                               Three Months Ended September 30,
                                                   1996           1995
 Revenues:
    Casino.....................................   $68,769        $72,648
    Rooms......................................     1,226          1,409
    Food and beverage..........................     2,394          2,618
    Other......................................     2,415          1,939
                                                  -------        -------
                                                   74,804         78,614

 Cost and expenses:
    Casino.....................................    40,733         40,625
    Rooms......................................       464            516
    Food and beverage..........................     2,087          2,178
    Other operating expenses...................     8,417          7,996
    Selling, general and administrative........     5,845          6,011
    Depreciation and amortization..............     4,817          4,364
    Allocations from Bally Entertainment
       Corporation.............................       254            248
                                                  -------        -------
                                                   62,617         61,938
                                                  -------        -------

 Operating income..............................    12,187         16,676

 Interest expense..............................     7,551          7,735
                                                  -------        -------

 Income before income taxes....................     4,636          8,941

 Income tax provision..........................     3,146          4,797
                                                  -------        -------

 Net income....................................   $ 1,490        $ 4,144
                                                  =======        =======
















 See accompanying notes.

  /TABLE

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                          (Unaudited)

                                              Nine Months Ended September 30,
                                                   1996            1995
 OPERATING:
    Net income.................................   $ 1,510         $ 5,748
    Adjustments to reconcile to cash provided -
       Depreciation and amortization...........    14,533          13,474
       Other amortization included in interest
          expense..............................     1,211           1,201
       Deferred income taxes...................       956           4,337
       Provision for doubtful receivables......       331             929
       Change in operating assets and
          liabilities..........................     4,486           7,676
                                                  -------         -------
       Cash provided by operating activities...    23,027          33,365

 INVESTING:
    Purchases and construction of property and
       equipment...............................   (12,885)        (11,588)
    Increase in construction related
       liabilities.............................     2,564           1,091
    Proceeds from disposal of property and
       equipment...............................        25              70
    Casino Reinvestment Development Authority
       investment obligations, net.............    (6,326)           (494)
                                                  -------         -------
       Cash used in investing activities.......   (16,622)        (10,921)

 FINANCING:
    Costs to amend revolving credit agreement..      (330)              -
                                                  -------         -------
       Cash used in financing activities.......      (330)              -
                                                  -------         -------

 Increase in cash and equivalents..............     6,075          22,444
 Cash and equivalents, beginning of period.....    23,903          14,177
                                                  -------         -------

 Cash and equivalents, end of period..........    $29,978         $36,621
                                                  =======         =======












                          (Continued)

  /TABLE

                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                          (Unaudited)

                                              Nine Months Ended September 30,
                                                   1996            1995
 SUPPLEMENTAL CASH FLOWS INFORMATION

 Changes in operating assets and liabilities were as follows:

    Increase in receivables....................   $  (448)        $(1,248)
    Decrease in income taxes receivable........       406               -
    Decrease in inventories....................       139             131
    (Increase) decrease in other current
       assets..................................    (1,774)          1,225
    Increase in accounts payable, payable to
       affiliates and accrued liabilities......     6,163           6,367
    Increase in income taxes payable...........         -           1,201
                                                  -------         -------
                                                  $ 4,486         $ 7,676
                                                  =======         =======

 Operating activities include cash payments for interest and income taxes as follows:

    Interest paid..............................   $14,695         $14,686
    Interest capitalized.......................      (194)              -
    Income taxes paid (net of refunds).........     1,802           1,300

 Investing activities exclude the following non-cash activity:

    Donation of Casino Reinvestment
       Development Authority investment
       obligations, net........................   $     -         $ 1,365



















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

      All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1996, its consolidated statements of income for the three and nine months ended September 30, 1996 and 1995 and its consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

 Acquisition of BEC by Hilton Hotels Corporation

      In June 1996, BEC and Hilton Hotels Corporation ("Hilton") entered into an agreement pursuant to which BEC will merge with and into Hilton (the "Merger"). The Merger, which has been approved by the Board of Directors and shareholders of BEC and Hilton, is subject to approval by gaming regulators of several jurisdictions, and is expected to close before year-end 1996.

 Seasonal factors

      The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

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

      Certain executive officers of Bally's Park Place, Inc. ("Bally's Park Place"), an indirect wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as "Bally's Park Place Casino-Resort", function in a similar capacity for the Company and exercise decision making and operational authority over both entities. No allocation of cost is made from Bally's Park Place to the Company for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and Bally's Park Place are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations from Bally's Park Place were $65 and $107 for the three months ended September 30, 1996 and 1995, respectively, and $280 and $244 for the nine months ended September 30, 1996 and 1995, respectively, which management believes were reasonable. The Company also leases land from Bally's Park Place, and rental expense was $174 and $522 for each of the three and nine month periods ended September 30, 1996 and 1995, respectively.

 Long-term debt and revolving credit agreement

      The indenture for the Company's 10-5/8% First Mortgage Notes due 2003 (the "Notes") and the $20,000 revolving credit agreement (the entire amount was unused at September 30, 1996) contain certain covenants limiting indebtedness and other payments. Payments of dividends by the Company are limited to 50% of its aggregate consolidated net income (as defined) earned since June 30, 1995. As of September 30, 1996, no dividends were available for payment. In May 1996, the Company amended its revolving credit agreement to extend the expiration date from December 31, 1996 to June 30, 1998.

      In October 1996, Hilton announced an offer to purchase for cash any and all of the Notes (the "Tender Offer") and a solicitation of consents to proposed amendments to the indenture for the Notes (the "Consent Solicitation"). The Tender Offer and Consent Solicitation are subject to consummation of the Merger, receipt of tenders and consents for at least a majority of the principal amount of the Notes and the receipt of any necessary gaming regulatory approvals, as well as certain other conditions described in the Offer to Purchase and Consent Solicitation.

 Income taxes

      Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under a tax sharing agreement between BEC and the Company, income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC for tax liabilities are due at such time and in such amounts as payments are required to be made to the Internal Revenue Service. Payments from BEC for tax benefits are due at the time BEC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had income taxes receivable from BEC of $480 and $2,145 at September 30, 1996 and
  December 31, 1995, respectively.
                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


 Comparison of the Nine Months Ended September 30, 1996 and 1995

      Revenues of the Company for the nine months ended September 30, 1996 were $210.3 million compared to $212.2 million for 1995, a decrease of $1.9 million (1%) primarily due to a $2.4 million (1%) decrease in casino revenues offset, in part, by a $1.0 million (20%) increase in other revenues. Slot revenues decreased $2.5 million (2%) due to a 1% decrease in slot handle (volume) along
 with a decline in the win percentage from 8.4% in 1995  to 8.3% in 1996.   On
 average, the Company had 101 (6%) more slot machines in 1996 than for the 1995 period. Slot revenues approximated 61% of the Company's casino revenues for 1996 compared to 62% in 1995. Table game revenues, excluding poker, decreased $.7 million (1%) as a 3% increase in the drop (amount wagered) was more than offset by a decrease in the hold percentage from 16.4% in 1995 to 15.8% in 1996. Poker, horse race simulcasting and keno, all of which commenced in April 1995, contributed $3.4 million to casino revenues in 1996 compared to $2.5 million in 1995, an increase of $.9 million (36%).

      Atlantic City casino revenues (excluding poker, horse race simulcasting and keno) for all operators for the nine months ended September 30, 1996 increased approximately 3% from 1995 due to a 3% increase in both table game and slot revenues. Since September 30, 1995, the number of slot machines in Atlantic City increased approximately 10% and the number of table games, excluding poker tables, increased approximately 6%. Slot revenues approximated 69% of total casino revenues in Atlantic City for both 1996 and 1995. Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and gaming space, has caused and will continue to cause intense promotional efforts to attract players as both the Company and its competitors continue to seek to expand their share of gaming revenues and maximize the utilization of their gaming space. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage continues to decline. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. In addition, proposals for several new casino hotel resorts were recently announced for Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes The Grand is well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events it offers and the appearance and comfort of its gaming space and hotel accommodations. In April 1995, the Company completed an expansion which increased its casino floor and other gaming space by nearly 30% to accommodate approximately 400 additional slot machines, poker, horse race simulcasting and keno. In November 1995, the Company opened The Grand Theater, an 18,000 square-foot arena with seating capacity of up to 2,000 used for headline entertainment, sports events and production shows. Additionally, the Company broke ground in March 1996 for construction of a 300-room hotel tower, including restaurants, meeting rooms and other related amenities. The Company anticipates completing the tower in July 1997.

      Operating income of the Company for the nine months ended September 30, 1996 was $27.7 million compared to $35.8 million for 1995, a decrease of $8.1 million (23%) due to the aforementioned 1% revenue decrease and a 4% increase in operating expenses. Casino expenses increased $4.7 million (4%) primarily due to increased promotional expenses and costs of providing complimentary services to increase gaming activity offset, in part, by an increase in the estimated realizable value of Casino Reinvestment Development Authority investments and funds on deposit in the 1996 period which resulted, in part, from the approved use of such funds for reimbursement of tower construction costs. In addition, other operating expenses increased $1.2 million (5%) and depreciation and amortization increased $1.1 million (8%). Operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) of $.8 million for each of the nine month periods ended September 30, 1996 and 1995. Management of BEC believes that the methods used to allocate these costs are reasonable.

      For the nine months ended September 30, 1996 and 1995, the effective rates of the income tax provision varied from the U.S. statutory tax rate (35%) due principally to nondeductible amortization of cost in excess of acquired assets and state income taxes.
                          GNOC, CORP.
 (A Wholly Owned Subsidiary of Bally Entertainment Corporation)
                   PART II. OTHER INFORMATION


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



 Dated: November 14, 1996